Form 10-K
period 2008-12-31
Banc of America Funding 2008-R3 Trust
filed 2009-03-27
CIK 1451821

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-148403-02

      Banc of America Funding 2008-R3 Trust
      (exact name of issuing entity as specified in its charter)

      Banc of America Alternative Loan Trust 2005-11
      (exact name of significant obligor as specified in its charter)

      Banc of America Alternative Loan Trust 2006-9
      (exact name of significant obligor as specified in its charter)

      Banc of America Mortgage Trust 2005-3
      (exact name of significant obligor as specified in its charter)

      Banc of America Funding Corporation
      (exact name of the depositor as specified in its charter)

      Banc of America Mortgage Securities, Inc.
      (exact name of the depositor with respect to each significant obligor as specified in its charter)

      Banc of America Securities LLC
      (exact name of the sponsor as specified in its charter)

      Bank of America, National Association
      (exact name of the sponsor with respect to each significant obligor as specified in its charter)


  New York                                32-6086738
  (State or other jurisdiction of         35-2349664
  incorporation or organization)          35-6797639
                                          35-6797646
                                          37-1577468
                                          37-1577469
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               Not applicable. None of the Registrant or any significant obligor is an accelerated filer, large accelerated filer or well-known seasoned issuer.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Banc of America Alternative Loan Trust 2005-11, the Banc of America Alternative Loan Trust 2006-9 and the Banc of America Mortgage Trust 2005-3 each constitute a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. The information required by General Instruction J. of Form 10-K for each significant obligor is provided in this Form 10-K for the Issuing Entity and the related compliance documents are attached hereto under Part IV,
Item 15.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction (or the certificates issued by the significant obligors that comprise the pool assets) as described under Item 1114(a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction (or the certificates issued by the significant obligors that comprise the pool assets) as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the significant obligors, the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

There are no changes to the information provided in the prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended, under the same Central Index Key (CIK) as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Bank of America, National Association ("Bank of America"), as servicer with respect to the Banc of America Alternative Loan Trust 2005-11, the Banc of America Alternative Loan Trust 2006-9 and the Banc of America Mortgage Trust 2005-3, assessed its compliance with the applicable servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB during the year ended December 31, 2008 and identified noncompliance with the servicing criteria as set out in Item 1122(d)(4)(vii). Bank of America did not initiate certain foreclosures within the timeframes established by the transaction agreement. Bank of America has increased staff and enhanced its procedures and controls in an effort to ensure timely initiation of foreclosure actions.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Trust Agreement, dated December 30, 2008, by and between Banc of America Funding Corporation and Wells Fargo Bank, N.A. (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's current report on Form 8-K filed on January 7, 2009 and as subsequently amended on Form 8-K/A filed on January 12, 2009.

  (4.2) Mortgage Certificate Purchase Agreement, dated December 30, 2008, by and between Banc of America Funding Corporation and Banc of America Securities LLC, incorporated by reference from Exhibit 4.2 on the issuing entity's current report on Form 8-K filed on January 7, 2009.

  (4.3) Pooling and Servicing Agreement, dated November 29, 2005, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Alternative Loan Trust 2005-11 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Alternative Loan Trust 2005-11 significant obligor's current report on Form 8-K filed on December 14, 2005).

  (4.4) Pooling and Servicing Agreement, dated December 28, 2006, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Alternative Loan Trust 2006-9 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Alternative Loan Trust 2006-9 significant obligor's current report on Form 8-K filed on January 10, 2007).

  (4.5) Pooling and Servicing Agreement, dated March 30, 2005, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Mortgage Trust 2005-3 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Mortgage Trust 2005-3 significant obligor's current report on Form 8-K filed on June 1, 2005).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Servicer
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Servicer
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Servicer for Banc of America Alternative
    Loan Trust 2005-11
    35.2 Bank of America, National Association as Servicer for Banc of America Alternative
    Loan Trust 2006-9
    35.3 Bank of America, National Association as Servicer for Banc of America Mortgage
    Trust 2005-3
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Trustee for Banc of America Alternative Loan Trust 2005-11
    35.6 Wells Fargo Bank, N.A. as Trustee for Banc of America Alternative Loan Trust 2006-9
    35.7 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage Trust 2005-3



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Funding Corporation
   (Depositor)


   /s/ Scott Evans
   Scott Evans, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 25, 2009



  Exhibit Index

  Exhibit No.


   (4.1) Trust Agreement, dated December 30, 2008, by and between Banc of America Funding Corporation and Wells Fargo Bank, N.A. (including exhibits), incorporated by reference from Exhibit 4.1 of the issuing entity's current report on Form 8-K filed on January 7, 2009 and as subsequently amended on Form 8-K/A filed on January 12, 2009.

   (4.2) Mortgage Certificate Purchase Agreement, dated December 30, 2008, by and between Banc of America Funding Corporation and Banc of America Securities LLC, incorporated by reference from Exhibit 4.2 on the issuing entity's current report on Form 8-K filed on January 7, 2009.

   (4.3) Pooling and Servicing Agreement, dated November 29, 2005, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Alternative Loan Trust 2005-11 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Alternative Loan Trust 2005-11 significant obligor's current report on Form 8-K filed on December 14, 2005).

   (4.4) Pooling and Servicing Agreement, dated December 28, 2006, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Alternative Loan Trust 2006-9 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Alternative Loan Trust 2006-9 significant obligor's current report on Form 8-K filed on January 10,
   2007).

   (4.5) Pooling and Servicing Agreement, dated March 30, 2005, by and among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. with respect to the Banc of America Mortgage Trust 2005-3 significant obligor (incorporated by reference from Exhibit 4.1 of the Banc of America Mortgage Trust 2005-3 significant obligor's current report on Form 8-K filed on June 1, 2005).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Servicer
    33.2 Wells Fargo Bank, N.A. as Trustee
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Servicer
    34.2 Wells Fargo Bank, N.A. as Trustee
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Servicer for Banc of America Alternative
    Loan Trust 2005-11
    35.2 Bank of America, National Association as Servicer for Banc of America Alternative
    Loan Trust 2006-9
    35.3 Bank of America, National Association as Servicer for Banc of America Mortgage
    Trust 2005-3
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Trustee for Banc of America Alternative Loan Trust
    2005-11
    35.6 Wells Fargo Bank, N.A. as Trustee for Banc of America Alternative Loan Trust 2006-9
    35.7 Wells Fargo Bank, N.A. as Trustee for Banc of America Mortgage Trust 2005-3
